Form 10-K
period 2017-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2015-C23
filed 2018-04-02
CIK 1642727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2017

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

  Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

  Not applicable.

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

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

• Wells Fargo Bank, National Association, as master servicer and excluded special servicer, engaged the services of (i) CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period, and (ii) Berkadia Commercial Mortgage LLC, as servicing function participant in respect of 5.47% of the mortgage pool for the reporting period.

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

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

From time to time Berkadia and its affiliates are parties to lawsuits and other legal proceedings arising in the ordinary course of business. Berkadia does not believe that any such lawsuits or legal proceedings would, individually or in the aggregate, have a material adverse effect on its business or its ability to serve as primary servicer. Notwithstanding the foregoing, Berkadia discloses the following litigation: On February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “2007-CIBC18 Trust”), filed suit (the “Lawsuit”) in the Supreme Court of New York, County of New York, against KeyBank National Association (“KeyBank”), as special servicer, and Berkadia, as master servicer. The action was brought in connection with the determinations by KeyBank and Berkadia of the fair value of a loan secured by the Bryant Park Hotel in New York City. KeyBank and Berkadia deny liability and believe that they performed their obligations in accordance with the terms of the pooling and servicing agreement applicable to the 2007-CIBC18 Trust. KeyBank’s and Berkadia’s motions to dismiss the Lawsuit were granted with prejudice on November 28, 2016. The plaintiff has filed an appeal.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated June 18, 2015, (i) Midland Loan Services, a Division of PNC Bank, National Association, the master servicer and special servicer under the MSC 2015-MS1 securitization, pursuant to which the TKG 3 Retail Portfolio mortgage loan is serviced, is also the special servicer under the MSBAM 2015-C22 securitization, pursuant to which the Hilton Garden Inn W 54th Street mortgage loan is serviced, and the master servicer and special servicer and under the CGBAM 2015-SMRT securitization, pursuant to which the US StorageMart Portfolio mortgage loan is serviced, and (ii) Wells Fargo Bank, National Association, the custodian under the MSC 2015-MS1 securitization, pursuant to which the TKG 3 Retail Portfolio mortgage loan is serviced, is also the master servicer, excluded loan special servicer, custodian and certificate administrator under the MSBAM 2015-C23 securitization and the master servicer and custodian under the MSBAM 2015-C22 securitization, pursuant to which the Hilton Garden Inn W 54th Street mortgage loan is serviced.

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

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement, dated as of June 1, 2015, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as general special servicer, Wells Fargo Bank, National Association, as excluded mortgage loan special servicer, Pentalpha Surveillance LLC, as trust advisor, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as custodian, certificate administrator, certificate registrar and authenticating agent (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on June 24, 2015 under SEC File No. 333-180779-16 and incorporated by reference herein).

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

33.6  Wells Fargo Bank, National Association, as Excluded Special Servicer (see Exhibit 33.3)

33.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8  National Tax Search, LLC, as Servicing Function Participant

33.9  Berkadia Commercial Mortgage LLC, as Servicing Function Participant

33.10  Midland Loan Services, a Division of PNC Bank National Association, as Master Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced: TKG 3 Retail Portfolio (from 1/1/17 to 12/31/17)

33.11  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.12  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.13  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 33.8)

33.14  Midland Loan Services, a Division of PNC Bank National Association, as Master Servicer under the CGBAM 2015-SMRT securitization, pursuant to which the following mortgage loans were serviced: US StorageMart Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 33.10)

33.15  Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced: TKG 3 Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 33.10)

33.16  Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 33.10)

33.17  Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the CGBAM 2015-SMRT securitization, pursuant to which the following mortgage loans were serviced: US StorageMart Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 33.10)

33.18  Wells Fargo Bank, National Association, as Custodian under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced: TKG 3 Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.19  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.6  Wells Fargo Bank, National Association, as Excluded Special Servicer (see Exhibit 34.3)

34.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8  National Tax Search, LLC, as Servicing Function Participant

34.9  Berkadia Commercial Mortgage LLC, as Servicing Function Participant

34.10  Midland Loan Services, a Division of PNC Bank National Association, as Master Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced: TKG 3 Retail Portfolio (from 1/1/17 to 12/31/17)

34.11  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.12  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.13  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 34.8)

34.14  Midland Loan Services, a Division of PNC Bank National Association, as Master Servicer under the CGBAM 2015-SMRT securitization, pursuant to which the following mortgage loans were serviced: US StorageMart Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 34.10)

34.15  Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced: TKG 3 Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 34.10)

34.16  Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 34.10)

34.17  Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the CGBAM 2015-SMRT securitization, pursuant to which the following mortgage loans were serviced: US StorageMart Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 34.10)

34.18  Wells Fargo Bank, National Association, as Custodian under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced: TKG 3 Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.19  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  LNR Partners, LLC, as Special Servicer

35.5  Wells Fargo Bank, National Association, as Excluded Special Servicer

35.6  Midland Loan Services, a Division of PNC Bank National Association, as Master Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced: TKG 3 Retail Portfolio (from 1/1/17 to 12/31/17)

35.7  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17)

35.8  Midland Loan Services, a Division of PNC Bank National Association, as Master Servicer under the CGBAM 2015-SMRT securitization, pursuant to which the following mortgage loans were serviced: US StorageMart Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 35.6)

35.9  Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced: TKG 3 Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 35.6)

35.10  Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 35.6)

35.11  Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the CGBAM 2015-SMRT securitization, pursuant to which the following mortgage loans were serviced: US StorageMart Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 35.6)

35.12  Wells Fargo Bank, National Association, as Custodian under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced: TKG 3 Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.13  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated June 5, 2015, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on June 24, 2015 under SEC File No. 333-180779-16 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated June 5, 2015, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on June 24, 2015 under SEC File No. 333-180779-16 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated June 5, 2015, between Morgan Stanley Capital I Inc. and CIBC Inc. (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed on June 24, 2015 under SEC File No. 333-180779-16 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated June 5, 2015, between Morgan Stanley Capital I Inc., Starwood Mortgage Funding III LLC and Starwood Mortgage Capital LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K/A filed on June 24, 2015 under SEC File No. 333-180779-16 and incorporated by reference herein).

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

(Depositor)

By: /s/ George Kok

George Kok, President

(senior officer in charge of securitization of the depositor)

Date: April 2, 2018

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement, dated as of June 1, 2015, between Morgan Stanley Capital I Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, LNR Partners, LLC, as general special servicer, Wells Fargo Bank, National Association, as excluded mortgage loan special servicer, Pentalpha Surveillance LLC, as trust advisor, Wilmington Trust, National Association, as trustee, and Wells Fargo Bank, National Association, as custodian, certificate administrator, certificate registrar and authenticating agent (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on June 24, 2015 under SEC File No. 333-180779-16 and incorporated by reference herein).

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

33.6 Wells Fargo Bank, National Association, as Excluded Special Servicer (see Exhibit 33.3)

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8 National Tax Search, LLC, as Servicing Function Participant

33.9 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

33.10 Midland Loan Services, a Division of PNC Bank National Association, as Master Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced: TKG 3 Retail Portfolio (from 1/1/17 to 12/31/17)

33.11 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 33.3)

33.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 33.7)

33.13 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 33.8)

33.14 Midland Loan Services, a Division of PNC Bank National Association, as Master Servicer under the CGBAM 2015-SMRT securitization, pursuant to which the following mortgage loans were serviced: US StorageMart Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 33.10)

33.15 Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced: TKG 3 Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 33.10)

33.16 Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 33.10)

33.17 Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the CGBAM 2015-SMRT securitization, pursuant to which the following mortgage loans were serviced: US StorageMart Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 33.10)

33.18 Wells Fargo Bank, National Association, as Custodian under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced: TKG 3 Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

33.19 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.6 Wells Fargo Bank, National Association, as Excluded Special Servicer (see Exhibit 34.3)

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8 National Tax Search, LLC, as Servicing Function Participant

34.9 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

34.10 Midland Loan Services, a Division of PNC Bank National Association, as Master Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced: TKG 3 Retail Portfolio (from 1/1/17 to 12/31/17)

34.11 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 34.3)

34.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 34.7)

34.13 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 34.8)

34.14 Midland Loan Services, a Division of PNC Bank National Association, as Master Servicer under the CGBAM 2015-SMRT securitization, pursuant to which the following mortgage loans were serviced: US StorageMart Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 34.10)

34.15 Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced: TKG 3 Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 34.10)

34.16 Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 34.10)

34.17 Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the CGBAM 2015-SMRT securitization, pursuant to which the following mortgage loans were serviced: US StorageMart Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 34.10)

34.18 Wells Fargo Bank, National Association, as Custodian under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced: TKG 3 Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

34.19 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Wells Fargo Bank, National Association, as Custodian

35.3 Wells Fargo Bank, National Association, as Master Servicer

35.4 LNR Partners, LLC, as Special Servicer

35.5 Wells Fargo Bank, National Association, as Excluded Special Servicer

35.6 Midland Loan Services, a Division of PNC Bank National Association, as Master Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced: TKG 3 Retail Portfolio (from 1/1/17 to 12/31/17)

35.7 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17)

35.8 Midland Loan Services, a Division of PNC Bank National Association, as Master Servicer under the CGBAM 2015-SMRT securitization, pursuant to which the following mortgage loans were serviced: US StorageMart Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 35.6)

35.9 Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced: TKG 3 Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 35.6)

35.10 Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 35.6)

35.11 Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the CGBAM 2015-SMRT securitization, pursuant to which the following mortgage loans were serviced: US StorageMart Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 35.6)

35.12 Wells Fargo Bank, National Association, as Custodian under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced: TKG 3 Retail Portfolio (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

35.13 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced: Hilton Garden Inn W 54th Street (from 1/1/17 to 12/31/17) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated June 5, 2015, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on June 24, 2015 under SEC File No. 333-180779-16 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated June 5, 2015, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on June 24, 2015 under SEC File No. 333-180779-16 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated June 5, 2015, between Morgan Stanley Capital I Inc. and CIBC Inc. (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed on June 24, 2015 under SEC File No. 333-180779-16 and incorporated by reference herein).

(99.4) Mortgage Loan Purchase Agreement, dated June 5, 2015, between Morgan Stanley Capital I Inc., Starwood Mortgage Funding III LLC and Starwood Mortgage Capital LLC (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K/A filed on June 24, 2015 under SEC File No. 333-180779-16 and incorporated by reference herein).