Form 10-K
period 2018-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2015-C23
filed 2019-03-29
CIK 1642727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2018

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

Central Index Key Number of the sponsor:0001682532

Starwood Mortgage Funding III LLC

(exact names of the sponsors as specified in their charters)

New York	38‑3971658 38‑3971659 38‑3971660 38‑7135412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

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

EXPLANATORY NOTES

The MSBAM 2015-C23 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

• the TKG 3 Retail Portfolio mortgage loan, which is serviced pursuant to the MSC 2015-MS1 pooling and servicing agreement attached hereto as Exhibit 4.4;

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

• Deutsche Bank Trust Company Americas is the custodian under the CGBAM 2015-SMRT trust and servicing agreement, pursuant to which the US StorageMart Portfolio mortgage loan is serviced. Because Deutsche Bank Trust Company Americas is not the MSBAM 2015-C23 custodian, is not affiliated with any sponsor and services only the US StorageMart Portfolio mortgage loan, which constitutes less than 5% of the mortgage pool, Deutsche Bank Trust Company Americas, as CGBAM 2015-SMRT custodian, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

From time to time Berkadia and its affiliates are parties to lawsuits and other legal proceedings arising in the ordinary course of business. Berkadia does not believe that any such lawsuits or legal proceedings would, individually or in the aggregate, have a material adverse effect on its business or its ability to serve as primary servicer. Notwithstanding the foregoing, Berkadia discloses the following litigation: On February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “2007-CIBC18 Trust”), filed suit (the “Lawsuit”) in the Supreme Court of New York, County of New York, against KeyBank National Association (“KeyBank”), as special servicer, and Berkadia, as master servicer. The action was brought in connection with the determinations by KeyBank and Berkadia of the fair value of a loan secured by the Bryant Park Hotel in New York City. KeyBank and Berkadia deny liability and believe that they performed their obligations in accordance with the terms of the pooling and servicing agreement applicable to the 2007-CIBC18 Trust. KeyBank’s and Berkadia’s motions to dismiss the Lawsuit were granted with prejudice on November 28, 2016. The plaintiff has filed an appeal. In the first quarter of 2018, the case was fully dismissed and is no longer pending.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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

33.6  Wells Fargo Bank, National Association, as Excluded Special Servicer (see Exhibit 33.3)

33.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8  National Tax Search, LLC, as Servicing Function Participant

33.9  Berkadia Commercial Mortgage LLC, as Servicing Function Participant

33.10  Midland Loan Services, a Division of PNC Bank National Association, as Master Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced by such party: TKG 3 Retail Portfolio (from 1/1/18 to 12/31/18)

33.11  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.12  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18) (see Exhibit 33.7)

33.13  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18) (see Exhibit 33.8)

33.14  Midland Loan Services, a Division of PNC Bank National Association, as Master Servicer under the CGBAM 2015-SMRT securitization, pursuant to which the following mortgage loans were serviced by such party: US StorageMart Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.10)

33.15  Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced by such party: TKG 3 Retail Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.10)

33.16  Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18) (see Exhibit 33.10)

33.17  Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the CGBAM 2015-SMRT securitization, pursuant to which the following mortgage loans were serviced by such party: US StorageMart Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.10)

33.18  Wells Fargo Bank, National Association, as Custodian under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced by such party: TKG 3 Retail Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.19  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.6  Wells Fargo Bank, National Association, as Excluded Special Servicer (see Exhibit 34.3)

34.7  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8  National Tax Search, LLC, as Servicing Function Participant

34.9  Berkadia Commercial Mortgage LLC, as Servicing Function Participant

34.10  Midland Loan Services, a Division of PNC Bank National Association, as Master Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced by such party: TKG 3 Retail Portfolio (from 1/1/18 to 12/31/18)

34.11  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.12  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18) (see Exhibit 34.7)

34.13  National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18) (see Exhibit 34.8)

34.14  Midland Loan Services, a Division of PNC Bank National Association, as Master Servicer under the CGBAM 2015-SMRT securitization, pursuant to which the following mortgage loans were serviced by such party: US StorageMart Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.10)

34.15  Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced by such party: TKG 3 Retail Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.10)

34.16  Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18) (see Exhibit 34.10)

34.17  Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the CGBAM 2015-SMRT securitization, pursuant to which the following mortgage loans were serviced by such party: US StorageMart Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.10)

34.18  Wells Fargo Bank, National Association, as Custodian under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced by such party: TKG 3 Retail Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.19  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

(35). Servicer compliance statement.

35.1  Wells Fargo Bank, National Association, as Certificate Administrator

35.2  Wells Fargo Bank, National Association, as Custodian

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  LNR Partners, LLC, as Special Servicer

35.5  Wells Fargo Bank, National Association, as Excluded Special Servicer

35.6  Midland Loan Services, a Division of PNC Bank National Association, as Master Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced by such party: TKG 3 Retail Portfolio (from 1/1/18 to 12/31/18)

35.7  Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18)

35.8  Midland Loan Services, a Division of PNC Bank National Association, as Master Servicer under the CGBAM 2015-SMRT securitization, pursuant to which the following mortgage loans were serviced by such party: US StorageMart Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 35.6)

35.9  Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced by such party: TKG 3 Retail Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 35.6)

35.10  Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18) (see Exhibit 35.6)

35.11  Midland Loan Services, a Division of PNC Bank National Association, as Special Servicer under the CGBAM 2015-SMRT securitization, pursuant to which the following mortgage loans were serviced by such party: US StorageMart Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 35.6)

35.12  Wells Fargo Bank, National Association, as Custodian under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced by such party: TKG 3 Retail Portfolio (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.13  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated June 5, 2015, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on June 24, 2015 under SEC File No. 333-180779-16 and incorporated by reference herein).

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

Date: March 29, 2019