Form 10-K
period 2022-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2015-C23
filed 2023-03-27
CIK 1642727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2022

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

  Not applicable.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Not applicable.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

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

EXPLANATORY NOTES

The MSBAM 2015-C23 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

• the TKG 3 Retail Portfolio mortgage loan, which is serviced pursuant to the MSC 2015-MS1 pooling and servicing agreement attached hereto as Exhibit 4.3; and

• the Hilton Garden Inn W 54th Street mortgage loan, which is serviced pursuant to the MSBAM 2015-C22 pooling and servicing agreement attached hereto as Exhibit 4.2.

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

• Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the MSC 2015-MS1 pooling and servicing agreement, pursuant to which the TKG 3 Retail Portfolio mortgage loan is serviced. Because Midland Loan Services, a Division of PNC Bank, National Association is not the MSBAM 2015-C23 master servicer, is not affiliated with any sponsor and services only the TKG 3 Retail Portfolio mortgage loan, which constituted more than 5% but less than 10% of the mortgage pool, Midland Loan Services, a Division of PNC Bank, National Association, as MSC 2015-MS1 master servicer constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

• The US StorageMart Portfolio mortgage loan, which was serviced pursuant to the CGBAM 2015-SMRT trust and servicing agreement, was repaid in full in 2020.

• LNR Partners, LLC is the current special servicer under the MSC 2015-MS1 pooling and servicing agreement, pursuant to which the TKG 3 Retail Portfolio mortgage loan is serviced. On September 28, 2022, Midland Loan Services, a Division of PNC Bank, National Association was replaced as special servicer under the MSC 2015-MS1 pooling and servicing agreement and was succeeded by LNR Partners, LLC.

• LNR Partners, LLC is the current special servicer under the MSBAM 2015-C22 pooling and servicing agreement. On September 28, 2022, Midland Loan Services, a Division of PNC Bank, National Association was replaced as special servicer under the MSBAM 2015-C22 pooling and servicing agreement and was succeeded by LNR Partners, LLC. Midland Loan Services, a Division of PNC Bank, National Association remains the special servicer under the MSBAM 2015-C22 pooling and servicing agreement solely with respect to the Hilton Garden Inn W 54th Street mortgage loan. LNR Partners, LLC, as special servicer under the MSBAM 2015-C22 pooling and servicing agreement, has no obligations with respect to the Hilton Garden Inn W 54th Street mortgage loan or any mortgage loan included in the MSBAM 2015-C23 mortgage pool and therefore does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

• Wells Fargo Bank, National Association, as master servicer and excluded special servicer, engaged the services of (i) CoreLogic Solutions, LLC as a servicing function participant in respect of the entire mortgage pool for the reporting period, and (ii) Berkadia Commercial Mortgage LLC, as servicing function participant in respect of 6.04% of the mortgage pool for the reporting period.

• Wells Fargo Bank, National Association, as master servicer under the MSBAM 2015-C22 pooling and servicing agreement, pursuant to which the Hilton Garden Inn W 54th Street mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the Hilton Garden Inn W 54th Street mortgage loan for the reporting period.

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

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	[Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(5) filing dated June 18, 2015.  In addition, LNR Partners, LLC, the special servicer under the MSC 2015-MS1 pooling and servicing agreement, pursuant to which the TKG 3 Retail Portfolio mortgage loan is serviced, is also the special servicer under the MSBAM 2015-C23 pooling and servicing agreement, a special servicer under the MSBAM 2015-C22 pooling and servicing agreement, pursuant to which the Hilton Garden Inn W 54th Street mortgage loan is serviced, and is also an affiliate of Starwood Mortgage Funding III LLC, an originator, sponsor and mortgage loan seller with respect to the MSBAM 2015-C23 securitization transaction.

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

33.7 Pentalpha Surveillance LLC, as Operating Advisor

33.8 Wells Fargo Bank, National Association, as Excluded Special Servicer (See exhibit 33.5)

33.9 CoreLogic Solutions, LLC, as Servicing Function Participant

33.10 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

33.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced by such party: TKG 3 Retail Portfolio (from 1/1/22 to 12/31/22)

33.12 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/22 to 12/31/22) (See exhibit 33.5)

33.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/22 to 12/31/22) (See exhibit 33.9)

33.14 LNR Partners, LLC, as Special Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced by such party: TKG 3 Retail Portfolio (from 9/28/22 to 12/31/22) (See exhibit 33.6)

33.15 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced by such party: TKG 3 Retail Portfolio (from 1/1/22 to 9/27/22) (See exhibit 33.11)

33.16 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/22 to 12/31/22) (See exhibit 33.11)

33.17 Wells Fargo Bank, National Association, as Custodian under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced by such party: TKG 3 Retail Portfolio (from 1/1/22 to 12/31/22) (See exhibit 33.3)

33.18 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced by such party: TKG 3 Retail Portfolio (from 1/1/22 to 12/31/22) (See exhibit 33.4)

33.19 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/22 to 12/31/22) (See exhibit 33.3)

33.20 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/22 to 12/31/22) (See exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.8 Wells Fargo Bank, National Association, as Excluded Special Servicer (See exhibit 34.5)

34.9 CoreLogic Solutions, LLC, as Servicing Function Participant

34.10 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

34.11 Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced by such party: TKG 3 Retail Portfolio (from 1/1/22 to 12/31/22)

34.12 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/22 to 12/31/22) (See exhibit 34.5)

34.13 CoreLogic Solutions, LLC, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/22 to 12/31/22) (See exhibit 34.9)

34.14 LNR Partners, LLC, as Special Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced by such party: TKG 3 Retail Portfolio (from 9/28/22 to 12/31/22) (See exhibit 34.6)

34.15 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced by such party: TKG 3 Retail Portfolio (from 1/1/22 to 9/27/22) (See exhibit 34.11)

34.16 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/22 to 12/31/22) (See exhibit 34.11)

34.17 Wells Fargo Bank, National Association, as Custodian under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced by such party: TKG 3 Retail Portfolio (from 1/1/22 to 12/31/22) (See exhibit 34.3)

34.18 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced by such party: TKG 3 Retail Portfolio (from 1/1/22 to 12/31/22) (See exhibit 34.4)

34.19 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/22 to 12/31/22) (See exhibit 34.3)

34.20 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/22 to 12/31/22) (See exhibit 34.4)

(35). Servicer compliance statement.

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

35.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5 Wells Fargo Bank, National Association, as Master Servicer

35.6 LNR Partners, LLC, as Special Servicer

35.7 Wells Fargo Bank, National Association, as Excluded Special Servicer (See exhibit 35.5)

35.8 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/22 to 12/31/22) (See exhibit 35.5)

35.9 LNR Partners, LLC, as Special Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced by such party: TKG 3 Retail Portfolio (from 9/28/22 to 12/31/22) (See exhibit 35.6)

35.10 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced by such party: TKG 3 Retail Portfolio (from 1/1/22 to 9/27/22)

35.11 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/22 to 12/31/22) (See exhibit 35.10)

35.12 Wells Fargo Bank, National Association, as Custodian under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced by such party: TKG 3 Retail Portfolio (from 1/1/22 to 12/31/22) (See exhibit 35.3)

35.13 Computershare Trust Company, National Association, as Servicing Function Participant under the MSC 2015-MS1 securitization, pursuant to which the following mortgage loans were serviced by such party: TKG 3 Retail Portfolio (from 1/1/22 to 12/31/22) (See exhibit 35.4)

35.14 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/22 to 12/31/22) (See exhibit 35.3)

35.15 Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2015-C22 securitization, pursuant to which the following mortgage loans were serviced by such party: Hilton Garden Inn W 54th Street (from 1/1/22 to 12/31/22) (See exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated June 5, 2015, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on June 24, 2015 under SEC File No. 333-180779-16 and incorporated by reference herein).

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

(99.5) Second Amended and Restated Servicing Agreement, effective as of October 31, 2021, between Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, N.A., Computershare Delaware Trust Company and Computershare Limited (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 5, 2021 under SEC File No. 333-180779-16 and incorporated by reference herein).

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

Date:  March 27, 2023